Form 10-K/A
WELLS FARGO MORTGAGE BACKED SECURITIES 2002-5 TRUST
filed 2003-06-12
CIK 1168223

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Hibernia National Bank, as Servicer <F1>
       b) Homeside Lending Inc (TX), as Servicer <F1>
       c) HSBC Bank, USA, as Servicer <F1>
       d) National City Mortgage Co, as Servicer <F1>
       e) Sun Trust Mortgage Inc, as Servicer <F1>
       f) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Hibernia National Bank, as Servicer <F1>
       b) Homeside Lending Inc (TX), as Servicer <F1>
       c) HSBC Bank, USA, as Servicer <F1>
       d) National City Mortgage Co, as Servicer <F1>
       e) Sun Trust Mortgage Inc, as Servicer <F1>
       f) Wells Fargo Home Mortgage, Inc, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Hibernia National Bank, as Servicer <F1>
       b) Homeside Lending Inc (TX), as Servicer <F1>
       c) HSBC Bank, USA, as Servicer <F1>
       d) National City Mortgage Co, as Servicer <F1>
       e) Sun Trust Mortgage Inc, as Servicer <F1>
       f) Wells Fargo Home Mortgage, Inc, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.

    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2002.

       a) Hibernia National Bank, as Servicer <F2>
       b) Homeside Lending Inc (TX), as Servicer <F3>
       c) HSBC Bank, USA, as Servicer <F2>
       d) National City Mortgage Co, as Servicer <F2>
       e) Sun Trust Mortgage Inc, as Servicer <F2>
       f) Wells Fargo Home Mortgage, Inc, as Servicer <F2>


   (b) On November 06, 2002, December 04, 2002, and January 07, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed Herewith.

  <F2> Certification has been received.

  <F3> Certification has not been received.


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

  Dated: June 6, 2003

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


      Date: 6/6/03


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

  Ex-99.1 (a)


Ernst & Young

Ernst & Young LLP
4200 One Shell Square
701 Poydras Street
New Orleans
Louisiana 70139-9869
Phone: (504) 581-4200
www.ey.com


Report of Independent Accountants on Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

The Directors' Audit Committee
Hibernia Corporation

We have examined management's assertion, included in the accompanying report titled Report of Management, that Hibernia National Bank (the Company), a wholly owned subsidiary of Hibernia Corporation, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2002. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2002 is fairly stated, in all material respects.

This report is intended solely for the information and use of the Directors' Audit Committee, management, and the U.S. Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young LLP

March 21, 2003

Ernst & Young LLP is a member of Ernst & Young International, Ltd.

  Ex-99.1 (b)


Deloitte & Touche LLP
Suite 4500
700 Fifth Avenue
Seattle, Washington 98104-5044

Tel: (206) 292-1800
Fax: (206) 343-7809
www.deloitte.com

Deloitte
& Touche (logo)

INDEPENDENT ACCOUNTANTS' REPORT ON COMPLIANCE WITH UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

Board of Directors
Washington Mutual, Inc.

We have examined management's assertion about Washington Mutual, Inc. and subsidiaries' (the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

February 18, 2003


Deloitte
Touche
Tohmatsu (logo)

  Ex-99.1 (c)

KPMG (logo)

12 Fountain Plaza, Suite 601
Buffalo, NY 14202

Independent Accountants' Report

The Board of Directors
HSBC Mortgage Corporation (USA):

We have examined management's assertion, included in the accompanying
Management Assertion, that HSBC Mortgage Corporation (USA) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002. Management is responsible for HSBC Mortgage Corporation (USA)'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards specified above our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HSBC Mortgage Corporation
(USA)'s compliance with the minimum servicing standards.

In our opinion, management's assertion that HSBC Mortgage Corporation (USA) complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

February 5, 2003
Buffalo, New York


KPMG LLP. KPMG LLP, a U.S. limited liability partnership is a member of KPMG International, a Swiss association.

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

/s/ Ernst & Young LLP

February 24, 2002

A Member Practice of Ernst & Young Global

  Ex-99.1 (e)

PRICEWATERHOUSECOOPERS    (logo)

PricewaterhouseCoopers LLP
1751 Pinnacle Drive
Mclean VA 22102-3811
Telephone (703) 918 3000
Facsimile (703) 918 3100

Report of Independent Accountants

To the Board of Directors and Stockholder of SunTrust Mortgage, Inc. and Subsidiaries:

We have examined management's assertion about SunTrust Mortgage, Inc. and its subsidiaries (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002 included in the accompanying mangement assertion (see Exhibit
I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with the attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We belive that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servcing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
February 24, 2003

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


  Ex-99.2 (a)


HIBERNIA
MEMBER FDIC (logo)

MANAGEMENT ASSERTION


As of and for the period ended December 31, 2002, Hibernia National Bank has complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers (USAP). As of and for this same period, Hibernia National Bank had in effect a fidelity bond and errors and omissions policy. Refer to the enclosed certificates for the specific amounts.

/s/ Greg J. Bell
Greg J. Bell
Senior Vice President

Date: 3/31/03


HIBERNIA NATIONAL BANK * POST OFFICE BOX 481 * BATON ROUGE, LOUISIANA 70821 * 225-381-2000

  Ex-99.2 (b)


Washington Mutual


As of and for the year ended December 31, 2002, Washington Mutual, Inc. and subsidiaries (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

/s/ Craig S. Davis
Craig S. Davis
President
Home Loans & Insurance Services Group

/s/ Anthony T. Meola
Anthony T. Meola
Executive Vice President
Home Loans & Insurance Services Group

February 18, 2003



1201 3rd Ave.
Seattle, WA 98101

  Ex-99.2 (c)

HSBC (logo)

Management Assertion

As of and for the year ended December 31, 2002, HSBC Mortgage Corporation (USA) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HSBC Mortgage Corporation (USA) had in effect fidelity bond and errors and omissions policies in the amount of $588,675,000 and $40,000,000, respectively.

/s/ David J. Hunter
David J. Hunter
President

/s/ Daniel B. Duggan
Daniel B. Duggan
SVP, Risk Management

/s/ Gary P. Zimmerman
Gary P. Zimmerman
SVP, Mortgage Servicing


HSBC Mortgage Corporation (USA)
2929 Walden Avenue, Depew, NY 14043

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

/s/ Charles Abourezk
Charles Abourezk, Senior Vice President

February 24, 2003



No one Cares More!

  Ex-99.2 (e)

SUN TRUST   (logo)

Sun Trust Mortgage, Inc.
901 Semmes Avenue
Richmond, VA 23224

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

February 24, 2003

As of and for the year ended December 31, 2002, SunTrust Mortgage, Inc. and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP")(see
Exhibit II).

As of and for this same period, the Company had in effect a SunTrust Banks, Inc. fidelity bond and errors and omissions policy in the amount of $125 million and a SunTrust Banks, Inc. mortgage errors and omissions policy in the amount of $45 million.

/s/ Robert S. Reynolds
Robert S. Reynolds
Executive Vice President & Chief Administrative Officer

/s/ Julee W. Andrews
Julee W. Andrews
Senior Vice President, Treasurer & Chief Financial Officer

/s/Kathryn Pedon
Kathryn Pedon
Senior Vice President, Manager, Loan Administration Division

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

/s/ Pete Wissinger               February 25, 2003
Pete Wissinger
Chief Executive Officer

/s/ Michael J. Heid              February 25, 2003
Michael J. Heid
Executive Vice President

/s/ Robert Caruso                February 25, 2003
Robert Caruso
Senior Vice President
Loan Servicing


  Ex-99.3 (a)


HIBERNIA (logo)
MEMBER FDIC


Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of each Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:

/s/ Greg J. Bell
Officer

Senior Vice President
Title

3/31/03
Date

HIBERNIA NATIONAL BANK * POST OFFICE BOX 481 * BATON ROUGE, LOUISIANA 70821 * 225-381-2000


  Ex-99.3 (b)


Washington Mutual (logo)

P.O. Box 1093
Northridge, CA 91328-1093

Officer's Certificate


The undersigned Officer certifies the following for the 2002 fiscal year:

A. I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of each Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year.

B. I have Confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

C. I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

D. All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

E. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property have been paid. All Custodial Accounts have been reconciled and are properly funded; and

F. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ John MacLean
John MacLean

Vice President
Title

March 28, 2003
Date

  Ex-99.3 (c)


Annual Statement as to Compliance

We have reviewed the activities and performance of HSBC Mortgage Corporation
(USA) under the Servicing Agreement for the year ended December 31, 2002. To the best of my knowledge, based upon such review, the HSBC Mortgage Corporation
(USA) has fulfilled its duties, responsibilities and obligations under the Servicing Agreement.

/s/ Gary P. Zimmerman
Gary P. Zimmerman
Senior Vice President
Mortgage Servicing

  Ex-99.3 (d)

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


Certified By:
/s/ Mary Beth Criswell
Mary Beth Criswell

Vice President
Title

March 11, 2003
Date


  Ex-99.3 (e)


SunTrust Mortgage, Inc.
Post Office Box 26149
Richmond, VA 23260-6149
Toll Free 1-800-634-7928
www.suntrustmortgage.com

SunTrust (logo)

NORWEST BANK
ATTN: SUSAN GIBSON
11000 BROKEN LAND PKWY
COLUMBIA, MD 21044-3562
2ND FLOOR LOAN ACCTING


RE: ANNUAL SERVICING CERTIFICATION

In connection with the loans serviced by SunTrust Mortgage, Inc. for NORWEST BANK, I, the undersigned officer, hereby certify the following as December 31, 2002:

* All real estate taxes, special assessments and any charges that may become a lien upon the property and which became due in the last calendar year have been paid. This also includes the verification of payment with taxing authorities for non-impound mortgages.

* For those loans with escrow/impound accounts for the payment of taxes and insurance, sufficient amounts are being collected monthly to provide for payment of future amounts due.

* All FHA insurance premiums or private mortgage insurance premiums, if applicable, have been paid and such coverage is in full force and effect.

* All properties are adequately insured against casualty loss and, if applicable, flood loss and we are in possession of the original hazard insurance and flood insurance policies.

* Fidelity Bond coverage and Errors and Omissions coverage combined of $125,000,000 is adequate and in place and the applicable premiums have been paid.

* All interest and/or monthly payments adjustments for ARM and GPM loans have been made in accordance with the mortgage terms. Timely and proper notice of such changes was provided to the mortgagors.

* All property inspections have been completed according to the provisions of our Servicing Agreement, if applicable.

* The P&I custodial account and any clearing accounts are maintained in a depository institution the deposits of which are insured by the Bank Insurance Fund. The depository institution meets or exceeds the most recent financial rating requirements set forth by FNMA.

* We have complied with all other provisions of the Servicing Agreement.

* We are in compliance with IRS requirements and all federal, state, and local laws for reporting the receipt of interest, payment of fees, or acquisition of properties.

* To the best of my knowledge and upon reasonable investigation, the servicing of the Mortgage Loans during the preceding year has been conducted in compliance with all other provision of the Servicing Agreement(s)/Purchase and Sale Agreement(s) barring such exceptions as listed. Any exceptions to this certification are listed on an attachment along with explanations concerning their completion. If none are listed, it should be considered that there are no exceptions.

BY: /s/ Michael Patten         DATE: March 10, 2003
(signature)
Michael Patten, VP
(name and title)

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